Form 10-K
period 2007-12-31
STRUCTURED PRODUCTS CORP CORTS TR FOR FIRST UNION INST CAP I
filed 2008-03-26
CIK 1283457

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
    December 31, 2007                                            001-32086

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

                        Yes  X(1)        No ___

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

         99.2      Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


               1. Trustee's Distribution Statement for the June 1, 2007 Distribution Date filed on Form 8-K on June 13, 2007.

               2. Trustee's Distribution Statement for the December 1, 2007 Distribution Date filed on Form 8-K on December
                     11, 2007.


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

                                 Structured Products Corp., as depositor for the Trusts (the "Registrant")




Dated:  March 18, 2008                            By: /s/ John W. Dickey
                                                  ------------------------
                                                  Name:   John W. Dickey
                                                  Title:  Authorized Signatory

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


                                                   By:    /s/ John W. Dickey
                                                       -------------------------
                                                   Name:    John W. Dickey
                                                   Title:   Authorized Signatory
                                                   Date:    March 18, 2008

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust For First Union Institutional Capital I, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2007 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                     /s/ Janet P. O'Hara
                                            -----------------------------------
                                            Name:    Janet P. O'Hara
                                            Title:   Assistant Vice President
                                            Date:    March 18, 2008

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